Form 10-K/A
period 2017-12-31
CFCRE 2016-C7 Mortgage Trust
filed 2018-10-15
CIK 1690110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.6 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.6 to the Original 10-K.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.4         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.5         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.6         Berkeley Point Capital LLC, as Primary Servicer

33.7         Berkeley Point Capital LLC, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.6)

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.9         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.10       Wells Fargo Bank, National Association, as Custodian of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.11       Park Bridge Lender Services LLC, as Operating Advisor of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.12 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.14       Wilmington Trust, National Association, as Trustee of the Fresno Fashion Fair Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.16       Wells Fargo Bank, National Association, as Custodian of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.17       Pentalpha Surveillance LLC, as Operating Advisor of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.17 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.18       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.18 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.19       National Tax Search, LLC, as Servicing Function Participant of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 33.19 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.20       Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan (filed as Exhibit 33.12 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.21       AEGON USA Realty Advisors, LLC, as Special Servicer of the Potomac Mills Mortgage Loan (filed as Exhibit 33.21 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.22       Wilmington Trust, National Association, as Trustee of the Potomac Mills Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.23       Wells Fargo Bank, National Association, as Certificate Administrator of the Potomac Mills Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.24       Wells Fargo Bank, National Association, as Custodian of the Potomac Mills Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Potomac Mills Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.26       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Potomac Mills Mortgage Loan (filed as Exhibit 33.18 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.27       National Tax Search, LLC, as Servicing Function Participant of the Potomac Mills Mortgage Loan (filed as Exhibit 33.19 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.12 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.29       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.29 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.30       Wilmington Trust, National Association, as Trustee of the Residence Inn by Marriott LAX Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.31       Wells Fargo Bank, National Association, as Certificate Administrator of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.32       Wells Fargo Bank, National Association, as Custodian of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.33       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.34       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.18 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.35       National Tax Search, LLC, as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.19 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 33.12 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.37       AEGON USA Realty Advisors, LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 33.21 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.38       Wilmington Trust, National Association, as Trustee of the Hilton Hawaiian Village Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.40       Wells Fargo Bank, National Association, as Custodian of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 33.18 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.42       National Tax Search, LLC, as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 33.19 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 681 Fifth Avenue Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.44       Rialto Capital Advisors, LLC, as Special Servicer of the 681 Fifth Avenue Mortgage Loan (filed as Exhibit 33.29 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.45       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 681 Fifth Avenue Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.46       Wells Fargo Bank, National Association, as Custodian of the 681 Fifth Avenue Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the 681 Fifth Avenue Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.4         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.5         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.6         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.7         Berkeley Point Capital LLC, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.9         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.10       Wells Fargo Bank, National Association, as Custodian of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.11       Park Bridge Lender Services LLC, as Operating Advisor of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.12 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.14       Wilmington Trust, National Association, as Trustee of the Fresno Fashion Fair Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.16       Wells Fargo Bank, National Association, as Custodian of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.17       Pentalpha Surveillance LLC, as Operating Advisor of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.17 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.18       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.18 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.19       National Tax Search, LLC, as Servicing Function Participant of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 34.19 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.20       Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan (filed as Exhibit 34.12 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.21       AEGON USA Realty Advisors, LLC, as Special Servicer of the Potomac Mills Mortgage Loan (filed as Exhibit 34.21 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.22       Wilmington Trust, National Association, as Trustee of the Potomac Mills Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.23       Wells Fargo Bank, National Association, as Certificate Administrator of the Potomac Mills Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.24       Wells Fargo Bank, National Association, as Custodian of the Potomac Mills Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Potomac Mills Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.26       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Potomac Mills Mortgage Loan (filed as Exhibit 34.18 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.27       National Tax Search, LLC, as Servicing Function Participant of the Potomac Mills Mortgage Loan (filed as Exhibit 34.19 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.12 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.29       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.29 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.30       Wilmington Trust, National Association, as Trustee of the Residence Inn by Marriott LAX Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.31       Wells Fargo Bank, National Association, as Certificate Administrator of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.32       Wells Fargo Bank, National Association, as Custodian of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.33       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.34       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.18 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.35       National Tax Search, LLC, as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.19 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 34.12 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.37       AEGON USA Realty Advisors, LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 34.21 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.38       Wilmington Trust, National Association, as Trustee of the Hilton Hawaiian Village Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.40       Wells Fargo Bank, National Association, as Custodian of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 34.18 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.42       National Tax Search, LLC, as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 34.19 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 681 Fifth Avenue Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.44       Rialto Capital Advisors, LLC, as Special Servicer of the 681 Fifth Avenue Mortgage Loan (filed as Exhibit 34.29 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.45       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 681 Fifth Avenue Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.46       Wells Fargo Bank, National Association, as Custodian of the 681 Fifth Avenue Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the 681 Fifth Avenue Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.4         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.5         Berkeley Point Capital LLC, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 35.8 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Fresno Fashion Fair Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.12       AEGON USA Realty Advisors, LLC, as Special Servicer of the Potomac Mills Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Potomac Mills Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 35.17 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.18       AEGON USA Realty Advisors, LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Hawaiian Village Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 681 Fifth Avenue Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the 681 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.22       Wells Fargo Bank, National Association, as Certificate Administrator of the 681 Fifth Avenue Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-04 and incorporated by reference herein)

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

CCRE Commercial Mortgage Securities, L.P.
(Depositor)

/s/ James Buccola

James Buccola, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: October 12, 2018